Form 10-K/A
period 2001-12-31
MELLON HOME EQUITY LINE OF CREDIT TR AS BA NOT SER 2000-1
filed 2002-12-18
CIK 1138640

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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



   New York                                               N/A
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 28, 2002 on behalf of Mellon Home Equity Line of Credit Trust
  Home Equity Loan Asset-Backed Certs., Series 2001-1 established pursuant to the Sale and Servicing Agreement among Mellon Home Equity Line of Credit Trust 2001-1 as Trust, J.P. Morgan Acceptance Corporation I as Depositor, Mellon Bank N.A. as Seller and Servicer, and Wells Fargo Bank Minnesota, N.A. as Indenture Trustee pursuant to which Mellon Home Equity Line of Credit Trust, Home Equity Loan Asset-Backed Certs., Series 2001-1 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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




       a) Mellon Bank, N. A., as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Mellon Bank, N. A., as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Mellon Bank, N. A., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 31, 2001, December 03, 2001, and December 27, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


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



    Mellon Home Equity Line of Credit Trust
    Home Equity Loan Asset-Backed Certs.
    Series 2001-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Indenture Trustee

  By:   Christine A. Tincher, as Vice President

  By: /s/  Christine A. Tincher

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mellon Home Equity Line of Credit Trust Home Equity Loan Asset-Backed Certs. Series 2001-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Christine A. Tincher
      [Signature]


      Vice President
      [Title]



  Exhibit Index

  Exhibit No.

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




     a) Mellon Bank, N. A., as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Mellon Bank, N. A., as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Mellon Bank, N. A., as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

KPMG (LOGO)

One Mellon Bank Center
Pittsburgh, PA 15219
Telephone 412 391 9710
Fax 412 391 8963

Independent Accountants' Report

Mellon Bank Home Equity Line of Credit Trust 2001-1
c/o Bankers Trust Company of California, N.A., as Trustee:

We have examined management's assertion about Mellon Bank, N.A.'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., III.3., III.4., III.6., IV.1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the home equity line of credit held by Mellon Bank Home Equity Line of Credit Trust 2001-1, as of and for the year ended December 31, 2001, included in the accompanying Management Report. Management is responsible for Mellon Bank, N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Mellon Bank, N.A.'s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about
Mellon Bank, N.A.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Mellon Bank, N.A.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Mellon Bank, N.A. has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 15, 2002


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


EX 99.2 (a)

Mellon Bank     (logo)

Loan Servicing Division
PO. Box 149
Pittsburgh, PA 15230-0149

March 15, 2002

MANAGEMENT REPORT

As of and for the year ended December 31, 2001, Mellon Bank, N.A. has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards 1.4., 111. 3., 111.4., 111.6., IV. I., V.2., V.3., and VA., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the home equity line of credit loans held by Mellon Bank Home Equity Line of Credit Trust 2001-1. As of and for this same period, Mellon Bank, N.A. had in effect a combined fidelity bond and errors and omissions policy in the aggregate amount of $300,000,000.

William J. Weinbrenner
First Vice President
Operations Management

Patrick Ryan
First Vice President
Retail Product Operations

Paul S. Beidernan
Executive Vice President
Consumer Lending


EX 99.3 (a)

Mellon Bank (LOGO)

Loan Servicing Division
P.O. Box 149
Pittsburgh, PA 15230-0149

OFFICER'S CERTIFICATE

MELLON BANK, N.A.

MELLON HOME EQUITY LINE OF CREDIT TRUST 2001-1

The undersigned, a First Vice President of Mellon Bank, N.A., pursuant to
Section 4.9 of the Sale and Servicing Agreement, dated as of March 1, 2001, by and among Mellon Home Equity Line of Credit Trust 2001-1, J. P. Morgan Acceptance Corporation I, as Depositor, Mellon Bank, N.A., as Seller and Servicer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, does hereby certify that:

1. The undersigned is an officer of Mellon Bank, N.A. who is duly authorized to execute and deliver this Certificate.

2. A review of the activities of Mellon Bank, N.A. during the year ended December 31, 2001, with regard to its performance under the Agreement has been conducted under my supervision.

3. Based on such review, Mellon Bank, N.A. has, to the best of my knowledge, fulfilled all its material obligations under the Agreement throughout such year and no default in the performance of such obligations has occurred or is continuing.

IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 15th day of March, 2002.

MELLON BANK, N.A. as Master Servicer

By:
Name: Patrick Ryan
Title: First Vice President